Form 10QSB
period 2000-05-31
VENTURENET COM INC
filed 2000-07-17
CIK 1104957

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2000
Commission file no.  000-29607

                              VentureNet.com, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                          65-0977458
------------------------------------                 -----------------------
(State or other jurisdiction of                      (I.R.S.Employer
incorporation or organization)                       Identification No.)

354 Brazilian Avenue, #5
Palm Beach, Florida                                           33480
------------------------------------------           -----------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number: (561) 832-7835


Securities to be registered under Section 12(b) of the Act:

     Title of each class                           Names of each exchange
                                                     on which registered
         None
-----------------------------------             -----------------------------
Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:
                                     Donald F. Mintmire
                                     Mintmire & Associates
                                     265 Sunrise Avenue, Suite 204
                                     Palm Beach, FL 33480
                                     Tel.: (561) 832-5696 - Fax: (561) 659-5371

Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                            Yes  X       No
                               ----          ---

         As of May 31, 2000, there are 5,500,000 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1.           Financial Statements




VENTURENET.COM, INC.


TABLE OF CONTENTS





                                                                      Page


Independent Auditors' Report                                          F-1

Balance Sheet                                                         F-2

Statement of Operations and Deficit Accumulated
During the Developmental Stage                                        F-3

Statement of Changes in Stockholders' Equity                          F-4

Statement of Cash Flows                                               F-5

Notes to Financial Statements                                         F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants


ACCOUNTANTS' REVIEW REPORT


                     The Board of Directors and Stockholders

VentureNet.com, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of VentureNet.com, Inc. (a Florida corporation and a development stage company) as of May 31, 2000, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the period January 19, 2000 (date of inception) to May 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of VentureNet.com, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Dorra Shaw & Dugan
Certified Public Accountants
July 12, 2000


                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com
                                       F-1

VENTURENET.COM, INC.
(A Development Stage Company)

BALANCE SHEET





May 31,                                                                   2000
-------------------------------------------------------------- ---------------
ASSETS

Current Assets:
                                                          Cash  $         540
---- --------------------------------------------------------- ---------------

TOTAL CURRENT ASSETS                                                      540
-------------------------------------------------------------- ---------------

                                                                $         540
---- --------------------------------------------------------- ---------------


LIABILITIES

Current Liabilities:
                                              Accrued expenses  $           -
---- --------------------------------------------------------- ---------------

TOTAL CURRENT LIABILITIES                                                   -
-------------------------------------------------------------- ---------------

                                                                            -
---- --------------------------------------------------------- ---------------


STOCKHOLDERS' EQUITY

Common stock - $.0001 par value - 50,000,000 shares authorized
5,500,000 shares issued and outstanding 550
Preferred stock - no par value - 10,000,000 shares authorized
No shares issued and outstanding -
Additional paid-in-capital                                              3,050
Deficit accumulated during the developmental stage                     (3,060)
---- --------------------------------------------------------- ---------------

TOTAL STOCKHOLDERS' EQUITY                                                540
-------------------------------------------------------------- ---------------

                                                                 $        540
---- --------------------------------------------------------- ---------------



     The accompanying notes are an integral part of the financial statements

VENTURENET.COM, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
          ACCUMULATED DURING THE DEVELOPMENTAL STAGE




For the period January 19, 2000 (date of inception) to May 31,            2000
--------------------------------------------------------------------- ----------------
Revenues                                                               $            -
--------------------------------------------------------------------- ----------------


Operating expenses:
                                       Professional fees $    3,000
                                            Bank charges         60
                                                                                3,060
--- ----------------------------------------------------------------- ----------------

Loss before income taxes                                                       (3,060)
Income  taxes                                                                       -
--------------------------------------------------------------------- ----------------

Net loss                                                                       (3,060)
--------------------------------------------------------------------- ----------------

Deficit accumulated during
 the developmental stage - May 31, 2000                                $       (3,060)
--------------------------------------------------------------------- ----------------

Net loss per share                                                     $      (0.0005)
--------------------------------------------------------------------- ----------------

     The accompanying notes are an integral part of the financial statements

VENTURENET.COM, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





For the period January 19, 2000 (date of inception) to May 31,                                             2000
--------------------------------------------------------------------------------------------------------- ---------------
                                                                              Additional
                                        Number of   Preferred    Common       Paid - In     Accumulated
                                           Shares     Stock       Stock        Capital        Deficit          Total
                                    ------------- ------------ ------------ ------------- --------------- --------------
Issuance of Common Stock:
                   January 20, 2000   5,500,000    $         -    $    550    $   3,050   $           -   $       3,600

Net Loss                                      -              -           -            -          (3,060)         (3,060)
----------------------------------- ------------- ------------ ------------ ------------- --------------- --------------

                                      5,500,000    $         -    $    550    $   3,050   $      (3,060)  $         540
--- ------------------------------- ------------- ------------ ------------ ------------- --------------- --------------




     The accompanying notes are an integral part of the financial statements

VENTURENET.COM, INC.
(A Development Stage Company)

Statement of Cash Flows





For the period January 19, 2000 (date of inception) to May 31,               2000
------------------------------------------------------------------- --------------
Operating Activities:
        Net loss                                                    $      (3,060)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Increase in:
Issuance of common stock for services                                       2,500
---- --- --- --- -------------------------------------------------- --------------

Net cash used by operating activities                                        (560)
------------------------------------------------------------------- --------------

Financing activities:
Issuance of Common Stock                                                    1,100
---- -------------------------------------------------------------- --------------

Net cash provided by financing activities                                   1,100
------------------------------------------------------------------- --------------

Net increase in cash                                                          540
------------------------------------------------------------------- --------------

-                                                                   $         540
---- --- --- --- -------------------------------------------------- --------------



     The accompanying notes are an integral part of the financial statements

VENTURENET.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies:

Organization

VentureNet.com, Inc. (a development stage company) is a Florida Corporation incorporated on January 19, 2000.

The Company conducts business from its headquarters in Palm Beach, FL. The Company has not yet engaged in its expected operations. The future operations will be to merge with or acquire an existing company.

The Company is in the development stage and has not yet acquired the necessary operating assets; nor has it begun any part of its proposed business. While the Company is negotiating with prospective personnel and potential customer distribution channels, there is no assurance that any benefit will result from such activities. The Company will not receive any operating revenues until the commencement of operations, but will continue to incur expenses until then.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a November 30 year-end.

Start - Up Costs

Start - up and organization costs are being expensed as incurred.

Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Interim Financial Statements

The May 31, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

The Company has authorized 50,000,000 shares of $.0001 par value common stock. On January 20, 2000, the company authorized and issued 5,500,000 shares of restricted common stock to two investors for $1,100 in cash plus service valued at $2,500. In addition, the Company authorized 10,000,000 shares of no par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of May 31, 2000.

VENTURENET.COM, INC.
NOTES TO FINANCIAL STATEMENTS


Note C - Income Taxes:

The Company has a net operating loss carry forward of $3,060 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of May 31, 2000 is $500, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $500, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $3,060 from January 19, 2000 (date of inception) through May 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The Company is considered a development stage company with limited assets or capital, and with no operations or income. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder, specifically Thomas V. Flynn. Thomas V. Flynn has agreed to pay future costs associated with filing future reports under Exchange Act of 1934 if the Company is unable to do so. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of Thomas V. Flynn to fund required 34 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

          Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan of Operation

         During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the

Company.

         The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Year 2000 Compliance

         The Company has not experienced a material impact as a result of the YEAR 2000 event and does not anticipate that it will experience a material impact to the Company's operations or financial condition in the future since all of the internal software developed and utilized by the Company has been upgraded to support Year 2000 versions.

Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements. The Safe Harbor provisions referred to herein do not apply to the Company until the Company is subject to the reporting requirements of Section 13(a) or Section 15(d) of the Exchange Act.


PART II

Item 1. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending May 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.          Exhibit Name
---------------      -----------------------------------
3(i).1               Articles of Incorporation filed January 19, 2000

3(ii).1              By-laws

27                   Financial Data Schedule
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB. and subsequent amendments filed thereto.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended May 31, 2000.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                             VentureNet.com, Inc.
                               (Registrant)

Date: July 17, 2000          BY:  /s/ Thomas V. Flynn
                                    -----------------------------------
                                      Thomas V. Flynn,  President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date                Signature                            Title

 July 17, 2000        BY:/s/ Thomas V. Flynn
                      ------------------------
                      Thomas V. Flynn                     President, Secretary,
                                                          Treasurer, Director