Form 10QSB
period 2001-02-28
VENTURENET COM INC
filed 2001-04-16
CIK 1104957

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 28, 2001
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

As of February 28, 2001, there are 5,500,000 shares of voting stock of the registrant issued and outstanding.


PART I

Item 1.              Financial Statements







                              VENTURENET.COM, INC.

                              FINANCIAL STATEMENTS

                             AS OF FEBRUARY 28, 2001

VENTURENET.COM, INC.


TABLE OF CONTENTS




Accountants' Review Report                                                   F-1

Balance Sheet                                                                F-2

Statement of Operations and Deficit
     Accumulated During the Development Stage                                F-3

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

Notes to Financial Statements                                                F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants


ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
VentureNet.com, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of VentureNet.com, Inc. (a Florida corporation and a development stage company) as of February 28, 2001, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of VentureNet.com, Inc.

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



/s/ Dorra Shaw & Dugan
Certified Public Accountants
April 14, 2001



                       270 South County Road * Palm Beach,
                       FL 33480 Telephone (561) 822-9955 *
                               Fax (561) 832-7580
                              Website: dsd-cpa.com

VENTURENET.COM, INC.
(A Development Stage Company)

BALANCE SHEET



February 28,                                                                          2001
-----------------------------------------------------------------------------   ------------
ASSETS

Current Assets:
     Cash                                                                       $          4
-----------------------------------------------------------------------------   ------------

TOTAL CURRENT ASSETS                                                                       4
-----------------------------------------------------------------------------   ------------

                                                                                $          4
-----------------------------------------------------------------------------   ------------


LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $          -
-----------------------------------------------------------------------------   ------------

TOTAL CURRENT LIABILITIES                                                                  -
-----------------------------------------------------------------------------   ------------

                                                                                           -
-----------------------------------------------------------------------------   ------------


STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           5,500,000 shares issued and outstanding                                       550
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                -
     Additional paid-in-capital                                                        3,150
     Deficit accumulated during the development stage                                 (3,696)
-----------------------------------------------------------------------------   ------------

TOTAL STOCKHOLDERS' EQUITY                                                                 4
-----------------------------------------------------------------------------   ------------

                                                                                $          4
-----------------------------------------------------------------------------   ------------

     The accompanying notes are an integral part of the financial statements

VENTURENET.COM, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENTAL STAGE




For the three months ended February 28,                                          2001
---------------------------------------------------------------------------- ------------------
Revenues                                                                     $               -
---------------------------------------------------------------------------- ------------------


Operating expenses:
    Bank charges                                                                            46

---------------------------------------------------------------------------- ------------------

Total operating expenses                                                                    46
---------------------------------------------------------------------------- ------------------

Loss before income taxes                                                                   (46)
Income  taxes                                                                                -
---------------------------------------------------------------------------- ------------------

Net loss                                                                                   (46)
---------------------------------------------------------------------------- ------------------

Deficit accumulated during
 the development stage - December 1, 2000                                               (3,650)
---------------------------------------------------------------------------- ------------------

Deficit accumulated during
 the development stage - February 28, 2001                                   $          (3,696)
---------------------------------------------------------------------------- ------------------

Net loss per share                                                           $          (0.000)
---------------------------------------------------------------------------- ------------------


     The accompanying notes are an integral part of the financial statements

VENTURENET.C
OM, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY





For the three months ended February 28,                                                  2001
-----------------------------------------------------------------------------------------------------------
                                                                      Additional
                                     Number of   Preferred    Common  Paid - In  Accumulated
                                        Shares     Stock       Stock    Capital    Deficit      Total
                                    ----------- ----------- --------- --------- ------------  ------------
Issuance of Common Stock:
 January 20, 2000                    5,500,000  $       -   $     550  $  3,050 $      -      $     3,600
 September 21, 2000                                                         100                       100

Net Loss                                                -           -         -   (3,696)           (3,696)

----------------------------------- ----------- ----------- --------- --------- ------------   -------------

                                     5,500,000  $       -   $     550 $   3,150 $  (3,696)     $         4
--- ------------------------------- ----------- ----------- --------- --------- ------------   -------------


     The accompanying notes are an integral part of the financial statements

VENTURENET.COM, INC.
(A Development Stage Company)

Statement of Cash Flows





For the three months ended February 28,                                            2001
------------------------------------------------------------------------------- -----------------
Operating Activities:
           Net loss                                                             $            (46)
------------------------------------------------------------------------------- -----------------

Net cash used by operating activities                                                        (46)
------------------------------------------------------------------------------- -----------------

Net decrease in cash                                                                         (46)
------------------------------------------------------------------------------- -----------------

Cash - December 1, 2000                                                                       50
------------------------------------------------------------------------------- -----------------

Cash - February 28, 2001                                                        $              4
------------------------------------------------------------------------------- -----------------



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

Interim Financial Statements

The February 28, 2001 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

The Company has authorized 50,000,000 shares of $.0001 par value common stock. On January 20, 2000, the company authorized and issued 5,500,000 shares of restricted common stock to two investors for $1,100 in cash plus service valued at $2,500. In addition, the Company authorized 10,000,000 shares of no par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of February 28, 2001.

VENTURENET.COM, INC.
NOTES TO FINANCIAL STATEMENTS



Note C - Income Taxes:

The Company has a net operating loss carry forward of $3,696 that may be offset against future taxable income. If not used, the carry forward will expire in 2021.

The amount recorded as deferred tax assets, cumulative, as of February 28, 2001 is $600, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $600, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $3,696 through February 28, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

           None

Item 3. Defaults in Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders.

           No matter was submitted during the quarter ending February 28, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

           None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Exhibit Name
------------   -----------------------------------
3(i).1         Articles of Incorporation filed January 19, 2000

3(ii).1        By-laws

----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB. and subsequent amendments filed thereto.



     (b) No Reports on Form 8-K were filed during the quarter ended February 28, 2001.

                                   Signatures
                               =================



           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                VentureNet.com, Inc.
                                     (Registrant)



Date: April 16, 2001            BY:  /s/ Thomas V. Flynn
                                   ----------------------------
                                     Thomas V. Flynn
                                     President



           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Date                        Signature                     Title

April 16, 2001        BY:/s/ Thomas V. Flynn
                        -------------------------
                          Thomas V. Flynn                 President, Secretary,
                                                            Treasurer, Director