Form 10QSB
period 2001-05-31
VENTURENET COM INC
filed 2001-07-19
CIK 1104957

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: May 31, 2001

Commission file no.:  000-29607

                              VentureNet.com, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                               65-0977458
------------------------------------                    -----------------------
(State or other jurisdiction of                           (I.R.S.Employer
incorporation or organization)                              Identification No.)

354 Brazilian Avenue, #5
Palm Beach, Florida                                              33480
----------------------------------------                -----------------------
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

     As of May 31, 2001, there are 5,500,000 shares of voting stock of the registrant issued and outstanding.


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

Statement of Changes in Stockholders' Equity                              F-4

Statement of Cash Flows                                                   F-5

Notes to Financial Statements                                             F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants



ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
Information Link Corp.
Palm Beach, Florida


The Board of Directors and Stockholders
VentureNet.com, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of VentureNet.com, Inc. (a Florida corporation and a development stage company) as of May 31, 2001, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of VentureNet.com, Inc.

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


/s/ Dorra Shaw & Dugan
Certified Public Accountants
July 12, 2001


                             270 South County Road *
                        Palm Beach, FL 33480 F1 Telephone
                       (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com

VENTURENET.COM, INC.
(A Development Stage Company)

BALANCE SHEET



May 31,                                                                    2001
-------------------------------------------------------------------- ------------------
ASSETS

Current Assets:
     Cash                                                            $              152
-------------------------------------------------------------------- ------------------

TOTAL CURRENT ASSETS                                                                152
-------------------------------------------------------------------- ------------------

                                                                     $              152
-------------------------------------------------------------------- ------------------

LIABILITIES

Current Liabilities:
     Accrued expenses                                                $                -
-------------------------------------------------------------------- ------------------

TOTAL CURRENT LIABILITIES                                                             -
-------------------------------------------------------------------- ------------------

                                                                                      -
-------------------------------------------------------------------- ------------------


STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           6,000,000 shares issued and outstanding                                  550
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                           -
     Additional paid-in-capital                                                   3,346
     Deficit accumulated during the developmental stage                         ( 3,744)
-------------------------------------------------------------------- ------------------

TOTAL STOCKHOLDERS' EQUITY                                                          152
-------------------------------------------------------------------- ------------------

                                                                     $              152
-------------------------------------------------------------------- ------------------



                 See Accompanying Notes to Financial Statements

VENTURENET.COM, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENTAL STAGE




For the six months ended May 31,                     2001
------------------------------------------------ ------------------
Revenues                                                          -
------------------------------------------------ ------------------


Operating expenses:
    Bank charges                                 $               94

------------------------------------------------ ------------------

Total operating expenses                                         94
------------------------------------------------ ------------------

Loss before income taxes                                       ( 94)
    Income taxes                                                  -
------------------------------------------------ ------------------

Net loss                                                        (94)

Deficit accumulated during the
         development stage - December 1, 2000                (3,650)
------------------------------------------------ ------------------

Deficit accumulated during the
         development stage - May 31, 2001        $           (3,744)
------------------------------------------------ ------------------

Net loss per share                                           (0.000)
------------------------------------------------ ------------------





                 See Accompanying Notes to Financial Statements

VENTURENET.COM, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


For the six months ended May 31,       2001
-------------------------------------------------------------------------------- --------------- -------
                                                                    Additional
                                    Number of   Preferred   Common  Paid - In    Deficit
                                      Shares       Stock     Stock   Capital    Accumulated    Total
--------------------------------------------------------------------------------------------------------
Issuance of Common Stock:
    January 20, 2000                 5,500,000  $       -  $    550  $    3,050 $         -  $    3,600
    September 21, 2000                                                                  100         100
    March 14, 2001                                                                      196         196

Net Loss                                     -          -         -           -      (3,744)     (3,744)
---------------------------------- ------------ ---------- --------- ---------- ------------ ------------

                                     5,500,000  $       -  $    550  $    3,346 $    (3,744) $      152
---------------------------------- ------------ ---------- --------- ---------- ------------ ------------







                 See Accompanying Notes to Financial Statements

VENTURENET.COM, INC.
(A Development Stage Company)

Statement of Cash Flows





For the six months ended May 31,                             2001
------------------------------------------------------ -----------------
Operating Activities:

     Net loss                                          $             (94)
------------------------------------------------------ -----------------


Net cash used by operating activities                                (94)
------------------------------------------------------ -----------------

Financing Activies:
      Increase in additional paid-in capital                         196
------------------------------------------------------ -----------------

Net cash provided by financing activities                            196
------------------------------------------------------ -----------------

Net increase in cash                                                 102
------------------------------------------------------ -----------------

 Cash - December 1, 2000                                              50
------------------------------------------------------ -----------------


 Cash - May 31, 2001                                   $             152
------------------------------------------------------ -----------------






                 See Accompanying Notes to Financial Statements

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

Interim Financial Statements

The May 31, 2001 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

VENTURENET.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Note B - Stockholders' Equity:

The Company has authorized 50,000,000 shares of $.0001 par value common stock. On January 20, 2000, the company authorized and issued 5,500,000 shares of restricted common stock to two investors for $1,100 in cash plus service valued at $2,500. On March 14, 2001 the Company received $196 in additional paid-in capital. In addition, the Company authorized 10,000,000 shares of no par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of May 31, 2001.

Note C - Income Taxes:

The Company has a net operating loss carry forward of $3,744 that may be offset against future taxable income. If not used, the carry forward will expire in 2021.

The amount recorded as deferred tax assets, cumulative, as of May 31, 2001 is $600, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $600, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $3,744 through May 31, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending May 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.         Exhibit Name
---------------     -----------------------------------
3(i).1              Articles of Incorporation filed January 19, 2000(1)

3(ii).1             By-laws (1)

---------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB. and subsequent amendments filed thereto.



     (b) No Reports on Form 8-K were filed during the quarter ended May 31, 2001.

                                   Signatures




     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.



                            VentureNet.com, Inc.
                                 (Registrant)



Date: July 19, 2001         BY:  /s/ Thomas V. Flynn
                              --------------------------
                                      Thomas V. Flynn
                                      President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Date                        Signature                         Title
-----------              ---------------------              ------------

July 19, 2001         BY:/s/ Thomas V. Flynn
                            --------------------
                             Thomas V. Flynn           President, Secretary,
                                                       Treasurer, Director